Form 10QSB
period 2006-09-30
RARAN CORP
filed 2006-11-06
CIK 1367398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-24835

(Commission file number)

RARAN CORPORATION

 (Exact name of small business issuer as specified in its charter)

Nevada

06-1779231

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

1300 E. Lafayette, Suite 905 Detroit, MI 48207

 (Address of principal executive offices)

734-418-3004

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006 –100,000 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

RARAN

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of September 30, 2006 (unaudited)

2

Consolidated Statements of Operations for the

three months ended September 30, 2006 and 2005 (unaudited)

4

Consolidated Statement of Stockholders’ Deficit for the

three months ended September 30, 2006 (unaudited)

5

Consolidated Statements of Cash Flows for the

three months ended September 30, 2006 and 2005 (unaudited)

6

Notes to Consolidated Financial Statements (unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

17

PART II.

OTHER INFORMATION

17

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

RARAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS AT SEPTEMBER 30, 2006

ASSETS

CURRENT
Subscription receivable	$ 100

TOTAL ASSETS	$ 100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$ 5,500
Note payable	2,850

TOTAL LIABILITIES	8,350

STOCKHOLDER EQUITY

Common stock, authorized, 75,000,000 shares, par value $.001
- issued and outstanding, 100,000	100

Deficit accumulated during development stage	(8,350)

Total Stockholder Equity(Deficit)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100

The accompanying notes are an integral part of these financial statements.

RARAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FROM INCEPTION(JANUARY 31, 2006) TO SEPTEMBER 30, 2006

REVENUE	$ -

OPERATING EXPENSES

Professional fees	8,000
General and administrative	350

Total Operating Expenses	8,350

NET LOSS	$ (8,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,667

BASIC AND DILUTED LOSS PER SHARE	$ (0.13)

The accompanying notes are an integral part of these financial statements.

RARAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FROM INCEPTION(JANUARY 31, 2006) TO SEPTEMBER 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,350)
Changes in assets and liabilities
Increase in accounts payable	5,500

Cash Used In Operating Activities	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	2,850

Cash Provided By Financing Activities	2,850

NET CHANGE IN CASH	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS – SEPTEMBER 30, 2006	$ -

The accompanying notes are an integral part of these financial statements.

RARAN CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JANUARY 31, 2006) TO SEPTEMBER 30, 2006

			ACCUM-
	COMMON STOCK		ULATED
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance – May 31, 2006	100,000	$ 100	$ -	$ 100

Common stock issued	0-	-	-	100

Net loss	-	-	(8,350)	(8,350)

Balance – September 30, 2006	100,000	$ 100	$ (8,350)	$ (8,250)

The accompanying notes are an integral part of these financial statements.

F-5

RARAN CORPORATION

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Raran Corporation (the “Company”) was incorporated in the State of Nevada on January 31, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

F-6

 RARAN CORPORATION

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued):

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -

NOTE PAYABLE

Notes payable from a related party is unsecured, non-interest bearing and has no fixed terms of repayment..

NOTE 3 -  CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is seventy-five million (75,000,000) common shares with a par value of $.001.  On February 14, 2006,  the company issued 100,000 shares at par value of $.001 for $100.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123 (revised 2004), effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of

RARAN CORPORATION

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS(continued):

equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company is required to adopt Statement 123 (revised 2004) as of January 1, 2006, and does not expect this statement to have a material effect on its results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006). Early adoption is permitted.

Item 2.

Management's Discussion and Analysis or Plan of Operation

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes as filed with Form 10SB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Raran Corporation. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on January 31, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this on Form l0 for the.

Results of Operations

Three months ended September 30, 2006  vs. Inception

Revenue for the three months ended September 30, 2006 stayed the same at zero

There cost of revenue stayed the same at zero.

Selling, general and administrative expenses for the three months ended September 30, 2006 Stayed the Same

Interest expense and financing costs for the three months ended September 30, 2006   Stayed the Same

Liquidity and Capital Resources

N/A

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities & Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

N/A

Item 6.

Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MOBILE, INC.

November 6, 2006

By:

/s/ Peter Klamka

Peter Klamka, Chief Executive and

  Principal Accounting Officer

Exhibit 31.1

CERTIFICATIONS

I, Peter Klamka, Chief Executive and Principal Accounting Officer of Legend Mobile, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Legend Mobile, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

November 6, 2006

/s/ Peter Klamka

       Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend Mobile, Inc. (the “Company”) on Form 10-QSB for the quarter ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 6, 2006	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer